Form 10-Q
period 2015-07-31
California Carbon Industry, Inc.
filed 2015-09-14
CIK 1632363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 333-201812

CALIFORNIA CARBON INDUSTRY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1555371
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

222 Sepulveda Boulevard, Suite 2000
El Segundo, California	90245
(Address of Principal Executive Office)	(Zip Code)

(310) 364-5262
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

The number of shares of common stock outstanding as of September 14, 2015 is 28,375,000.

CALIFONRIA CARBON INDUSTRY, INC.
FORM 10-Q
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)	3
CONDENSED BALANCE SHEETS AT JULY 31, 2015 (UNAUDITED) AND OCTOBER 31, 2014	3
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015 AND INCEPTION ON MAY 23, 2014 THROUGH JULY 31, 2015 (UNAUDITED)	4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2015 AND INCEPTION ON MAY 23, 2014 THROUGH JULY 31, 2015 (UNAUDITED)	5
NOTES TO THE CONDENSED FINANCIAL STATEMENTS	6
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
Item 4. CONTROLS AND PROCEDURES	29
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS	31
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
Item 3. DEFAULTS UPON SENIOR SECURITIES	31
Item 4. MINE SAFETY DISCLOSURES	31
Item 5. OTHER INFORMATION	31
Item 6. EXHIBITS	31
SIGNATURES	32
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “CCI” or the “Company” shall refer to California Carbon Industry,, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CALIFORNIA CARBON INDUSTRY, INC.
CONDENSED BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Cash	$510	$100
Total Assets	$510	$100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts Payable and Accrued Expenses, Related Parties	$11,554	$9,004
Accounts Payable and Accrued Expenses	279,419	29,412
Total Liabilities	290,973	38,416
Shareholders’ Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 400,000,000 shares authorized; 28,375,000 and 27,500,000 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	28,375	27,500
Additional Paid In Capital	42,875	—
Common Stock Subscribed, not issued	—	(12,350)
Accumulated Deficit	(361,713)	(53,466)
Total Shareholders’ Deficit	(290,463	(38,316)
Total Liabilities and Shareholders’ Deficit	$510	$100

See accompanying notes to unaudited condensed financial statements.

CALIFORNIA CARBON INDUSTRY, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

		Inception on May 23, 2014
	Three Months Ended	through	Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015
Operating Expenses:
General and Administrative	$85,022	$8,279	$308,247
Loss from Operations	(85,022)	(8,279)	(308,247)
Other Income and Expense	—	—	—
Loss Before Income Tax Provision	(85,022)	(8,279)	(308,247)
Provision for Income Taxes	—	—	—
Net Loss	$(85,022)	$(8,279)	$(308,247)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	28,375,000	5,316,769	28,323,077

See accompanying notes to unaudited condensed financial statements.

CALIFORNIA CARBON INDUSTRY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

		Inception on May
	Nine Months Ended	23, 2014 through
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(308,247)	$(8,279)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Common Stock Issued for Services	35,000	—
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses, Related Parties	2,550	8,279
Accounts Payable and Accrued Expenses	250,007	—
NET CASH USED IN OPERATING ACTIVITIES	(20,690)	—
CASH FLOW FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties Payables	—	—
Proceeds from Issuance of Common Stock and Subscriptions	21,100	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,100	—
NET INCREASE IN CASH	410	—
CASH, BEGINNING OF PERIOD	100	—
CASH, END OF PERIOD	$510	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$—	$—
Income Taxes	$—	$—

See accompanying notes to unaudited condensed financial statements.

CALIFORNIA CARBON INDUSTRY, INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

1. ORGANIZATION AND GOING CONCERN

California Carbon Industry, Inc. (“CCI” or “Company”) was incorporated under the laws of the State of California on May 23, 2014, and is a development-stage company focused on designing, developing and manufacturing advanced carbon and composite materials using cutting edge technology to create products with new advanced mechanical properties for use in aerospace, automotive, marine, art & furniture and construction. CCI material will force a major evolution in traditional industries to meet the future industrial needs of tomorrow.

The Company commenced operations in May 2014 and has since devoted substantially all its efforts to identifying and negotiating acquisition terms for small strategically-positioned companies operating in key sectors. The Company has a limited operating history and the revenue and income potential of the Company’s business and market are unproven. The Company incurred a net loss of $361,713 since inception, has a limited operating history upon which to evaluate its business and prospects, and will incur significant costs and expenses related to its ongoing operations. At July 31, 2015, the Company had cash of $510, and a working capital deficit of $290,463. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company has funded its operations primarily through issuance of common stock through subscription agreements. There can be no assurance that the Company will be able to obtain equity or new debt financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations, and future prospects, including its ability to continue as a going concern.

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the period from May 23, 2014 (inception) through July 31, 2015 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that impact the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from those estimated amounts and assumptions used in the preparation of the financial statements.

Net Loss per Common Share, Basic and Diluted

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. Because the impact of these items is anti-dilutive during period of net loss in the accompanying financial statements, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended July 31, 2015. There are no such anti-dilutive common share equivalents outstanding as July 31, 2015 which were excluded from the calculation of diluted loss per common share.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company believes that the adoption of this guidance will not have a material impact on its financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of October 31, 2014. The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

3. SHAREHOLDERS’ DEFICIT

The Company has authorized 100,000 shares of preferred stock with a par value of $0.001, and 400,000,000 shares of common stock with a par value of $0.001 for issuance, of which none and 28,375,000 were issued and outstanding as of July 31, 2015, respectively.

During the nine month period ended July 31, 2015, the Company issued 700,000 shares for services valued at $35,000 which was based on the most recent price per share of common stock issued for cash. The Company also issued 175,000 shares of common stock for cash proceeds of $8,575 and received an additional $12,350 in satisfaction of stock subscription receivable.

4. SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through September 14, 2015, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	worsening economic conditions affecting the economic health of our clients;
•	uncertain global economic conditions
•	failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	inability to source raw materials in sufficient quantities to support growth in customer demand;
•	rapid and significant changes in markets and other factors, including national, state and local legislation, that encourage use of bioplastics;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline;”
•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs;

There can be no assurance that we will be profitable. We may not be able to successfully manage or market our products, attract or retain qualified executives and technology personnel or obtain additional customers for our products. Our products may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our business.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW

California Carbon Industry, incorporated under the laws of the State of California on May 23, 2014, is a development-stage company focused on designing, developing and manufacturing advanced carbon and composite materials using cutting edge technology to create products with advanced mechanical properties for use in the aerospace, automotive, marine, art, furniture and construction industries. CCI hopes that its materials will force a major evolution in traditional industries to meet the future industrial needs of tomorrow.

Founded by an engineer, architect and designer, Mr. Frederick Courouble, and an architect and designer, Professor Greg Lynn, to provide and combine innovation in engineering and design for emerging technologies in the 21st century, our approach to advanced carbon and composite technologies should offer a large range of novel material solutions and assembly methods, which may open new frontiers in the design domain and address concerns of strength, form, density, and durability. Through technologies and chemistries to be developed in-house as well as technologies to be licensed from research organizations, universities, inventors or other businesses, California Carbon Industry plans to introduce these technologies and derivative technologies to each industry the Company intends to serve.

Plan of Operations

CCI plans to bring to market viable material solutions that answer the demand for alternative materials to revolutionize structures, which will hopefully result in new forms in building construction. CCI hopes that its advanced carbon and composite materials, initially Fiber Reinforced Polymers, will replace traditional building materials. Additionally, CCI hopes that its materials and technology will address the specific needs in other industries, including the marine, aerospace and transportation industries, where speed, shape, and weight drive the growing demand for efficient performance. These industries are now trending toward using more advanced composite and carbon materials that address this need. This convergence toward unique carbon-based solutions resulted in the epiphany that is California Carbon Industries. We hope to answer this demand with a unique approach, helping markets that are currently underserved by the absence of a major player. Today, no single company in the United States is able to serve such a variety of industries as CCI is planning to.

Until recently, architects and builders in several industries have been limited in their designs with traditional materials—commonly wood, steel, and concrete. To penetrate the various markets the Company hopes to serve, the Company’s technology development is currently being performed at our El Segundo, California office, but we plan to immediately transition our development and application testing to a lab/small industrial facility as soon as available funds permit.

We ultimately intend to build our own small industrial development facility, either within an existing development and production facility within the Westerly Marine Orange County compound, a shipyard operated by Westerly Marine in Orange County, California, or at another location in southern California. We have entered into discussions with Westerly Marine’s management to lease a portion of the compound and develop such a facility, which will allow us to initially save the time and resources associated with developing our own lab for material and application testing as the Company will be able to use Westerly Marine’s lab initially. We plan to then develop our own lab(s) within the facility as available funds permit. We have established a detailed plan of improvement to create such a facility and are in the process of obtaining estimates and bids to set it up. As part of this process, we are evaluating purchasing different types of equipment that will be used for the various material applications. For instance, materials for use in the aerospace industry will require the use of a type of measuring equipment with laser precision, and such equipment would likely not be necessary for the other industries we are targeting. We anticipate that we will invest and make improvements to existing buildings (rather than demolishing and constructing from the ground up) to adapt them to our requirements and meet ISO certification requirements. By developing our facility within the existing Westerly Marine facility, we can leverage the expertise of Westerly in the work of carbon and composite in marine applications, can initially use Westerly Marine’s existing labs as necessary, and can ultimately use our own lab for applications both within and outside of the marine industry.

Our technology focus is on carbon and composite technology applied to existing industries interested in using new better-performing carbon and composite materials. The industries we are targeting include the construction, marine, entertainment, art & design, aerospace, and transportation industries. In the entertainment industry, continued development of new attractions at amusement parks should provide us a target market for our carbon composite materials. Material technical specifications in the entertainment industry are expected to be less demanding than the technical specifications in the aerospace industry, and we plan to initially target amusement park suppliers in California.

Aerospace is a more demanding industry but is very attractive. We are currently exploring the possibility of working with several aerospace suppliers. In recent years, the aerospace industry’s demand for carbon materials has grown tremendously with the demand of new satellites for commercial applications. SpaceX is a good example. We have currently developed a design for special high stress resistant tanks for small rockets for placing satellites in orbit. Our CEO worked in the past within the Department of Aerospace at the University of Long Beach (CA) on the development of tanks and outside parts for mini-rockets to launch weather satellite. A rocket in its simplest form is a chamber enclosing a gas under pressure. A small opening at one end of the chamber allows the gas to escape, and in doing so provides a thrust that propels the rocket in the opposite direction. A good example of this is a balloon. Air inside a balloon is compressed by the balloon's rubber walls. The air pushes back so that the forces on each side are balanced. When the nozzle is released, air escapes through it, and the balloon is propelled in the opposite direction. With space rockets, the gas is produced by burning propellants that can be solid or liquid in form or a combination of the two. The challenge is therefore to create tanks as light as possible but able to sustain extremely high pressures. The action allowing a rocket to lift off is the expelling of gas out of the engine. The reaction is the movement of the rocket in the opposite direction. To enable a rocket to lift off from the launch pad, the action, or thrust, from the engine must be greater than the mass of the rocket. Thus, the mass of the tank relative to its strength, and reliability is critical. In the past, propellant tanks have been fabricated from metals. It was only in late 2013 that the National Aeronautics and Space Administration ("NASA”) announced it had completed the development and testing of the first propellant tank made of composite materials. Liquid oxygen and liquid hydrogen have been the traditional cryogenic propellants used to provide the enormous thrust necessary to launch large rockets and space shuttles into space. We believe that our material design will permit the creation of pressurized tanks having the type of required high strength and stress resistance coupled with very low weight, permitting the rocket to bring additional load in excess of those currently possible. We believe we will be able to penetrate this industry, and we have already approached one prospective client that has an interest in our design. However, to serve the market, it is mandatory that we successfully develop the contemplated materials and pass ISO tests to be allowed to supply the aerospace industry. It is the intention of the company to pass such tests. To obtain such accreditation is a lengthy and costly process. We anticipate that it will take us 18 months to be able to obtain full aerospace accreditation. During that time, we still plan to supply small parts to other contractors to the aerospace industry—parts that do not require full aerospace accreditation.

In the art & design industry, we are expecting to offer design and development services and our materials to artists looking for new materials to create original parts for their artwork. For instance, well-known artist Jeff Koons has introduced the use of carbon and new composites in his artwork. Such artists generally subcontract the manufacturing of the parts to plastic companies. We believe that developing a facility with “state of the art” equipment for the development and testing of new carbon and composite materials should attract such artists to retain the Company to serve their needs. One of our directors, Professor Greg Lynn, has created a few pieces of artwork himself using carbon and composite materials, is well known in this industry, and in conferences around the world has described “the new frontiers” created by new composite materials. We anticipate that Professor Lynn will be able to facilitate our introduction into the industry as Professor Lynn continues to make presentations about the use of carbon composites in new industries. For instance, in January of 2015, Professor Lynn participated in an exhibition at the USC School of Architecture dedicated to the crossover from the high performance yacht racing industry to architecture. It focused on the use of carbon composite construction in the building industry and highlighted the exterior building panels used at the Site Santa Fe Museum and the interior applications at the Bloom House in Southern California, both designed by Professor Lynn. As part of the event, the USC School of Architecture organized a public symposium on combining composite construction from the sailing industry with architecture with an emphasis on “performative composite and architecture and structural engineering.” The next day, his team led a hands-on workshop with over 50 faculty and students on the principles of composite construction. At the International Superyacht Symposium in Austria, Professor Lynn was the closing speaker, and the “Carbon Crystal Sails” he developed in partnership with Swarovski were the main exhibition showing the use of load-path-oriented carbon fiber to support over three-million crystals as a luxury translucent enclosure material for use by architects and designers. In February, Professor Lynn gave a lecture at the Princeton University School of Architecture on lightweight carbon composite construction in the building industry. We anticipate that Professor Lynn will ultimately enhance the presence and visibility of our Company in the industry.

We are currently preparing a patent application for a carbon fiber pre-preg and wet resin impregnated, in-mold coating. “Pre-preg” refers to “pre-impregnated” composite fibers where a matrix material, such as epoxy or carbon, is already present. The carbon fibers often take the form of a weave, and the matrix is used to bond them together and to other components during manufacture. The matrix is only partially cured to allow easy handling; this is called “B-Stage material” and requires cold storage to prevent complete curing. B-Stage pre-preg is always stored in cooled areas since heat accelerates complete polymerization. Hence, composite structures built of pre-pregs will mostly require an oven or autoclave to cure.

We have not filed the patent application yet, but the application we are preparing is for a process patent that the Company believes is a novel approach to the coating of carbon fiber pre-preg and wet impregnated laminates in female molds. The worldwide trend in pre-preg machinery is favoring flexible, multifunctional systems for the production or various products made from roving textiles and multi-axial structures. The combination of fibers such as carbon, glass and aramid with epoxies for use in reinforced plastics for lightweight products in aerospace, marine and automotive industries is gaining more and more importance.

Consequently, the design of specialized coating technologies and the effective treatment of the fiber materials for pre-preg products is growing in importance. These issues present a number of mechanical engineering challenges. Generally, pre-preg products are temperature-activated intermediate products with tailor-made properties. Application advantages for the use of pre-pregs include:

•	superior stiffness;
•	high tensile strength;
•	low density;
•	low corrosion resistance;
•	high vibration resistance;
•	low heat elongation;
•	low weight;
•	extraordinary fatigue resistance;
•	easy installation in use; and

•	low maintenance costs in use.

In general, it is necessary to apply epoxy resin or phenol resin chemistry on a variety of substrates made of different material types. The design of machinery leading to difficulties in handling various materials must be evaluated for winding material guiding coating and drying processes. Depending on the substrate, the coating chemistry, and the end product, it is necessary to perform a detailed evaluation of each piece of equipment proposed for the coating and impregnating lines.

The Company believes that it understands the process well and has found ways to use specialized machinery to impregnate molds. This prospect technology speeds up the process, allows better quality molding, and improves the material properties in demanding applications. This novel approach describes primarily the methodology of applying carbon in a certain fashion to create a substrate with a high stress level and very clean aspect. The Company intends to file additional patents as necessary to protect its strategic position. For instance the Company is exploring the cost benefits of introducing carbon nano-particles in the impregnation process. Carbon nano-particles are expensive, but the enhancement of the material is such that the quantity used are minimal and could translate into a reduction of the overall quantity of carbon being used thus reducing the overall weight of the material with an enhancement of the physical properties. This research is still on-going, and the results are unknown at this stage, but if the results of the Company’s research are positive, it would file a patent accordingly. The Company is also exploring the existence of carbon-related patents held by universities to see if a joint development agreement would accelerate and enhance the Company’s position and reinforce the Company’s ultimate patent portfolio. The Company is currently reviewing research and patents performed and held by several domestic universities related to the Company’s business plan. There is no assurance that we will be successful in being granted any patents, or of finding such patents held by third parties and successfully negotiating a license and development agreement with any such third parties.

If the Company is successfully in obtaining a patent or patent rights, the Company’s methods could be licensed to third parties both within the industry and outside of the industry the Company is targeting with its technology. For instance, if the Company can complete research and development on the use of carbon nano particles, such work could be used by the Company in the marine, art & design, aerospace, entertainment, and construction industries and licensed out to the electronics and even energy industries due to the conductivity of the final materials, which conductivity is a side property of the materials we are currently developing in our current research.

During the next twelve months, the Company intends to concentrate on developing a facility in Orange County, California, and will also continue its research and patent pursuits on the various aspects of carbon and composite materials and coating applications. We are initially targeting developing the facility at the Westerly Marine complex. Westerly Marine operates a shipyard on a large property in Orange County, California. Westerly Marine is unrelated to us or our affiliates, and while we have had numerous discussions with them to rent part of their facility to build up a research center that both we and Westerly Marine would be able to use to enhance our capabilities, we have not finalized the terms of the transaction, and there is no agreement to as to when and if such a lease would start. In the event that our discussions with Westerly do not result in an agreement satisfactory to us, we are considering other locations in the Long Beach area of California and in Orange County to develop our facility.

Currently, the Company’s projects are being developed and tested at an outside laboratory, Studio BC6, that does not have equipment required for each of the sectors the Company intends to target. The Company has not entered into any contracts relating to the use of the laboratory at Studio BC6. With the goal of realizing economy-of-scale competitive advantages, the Company will for the next nine months be concentrating its operational efforts on developing a single R&D facility. To develop that facility will require approximately $1,250,000 in funding, which will be used to acquire the necessary equipment, lease the industrial space, and improve the current compound. Currently, we have selected the equipment we would like to purchase for installation in the facility and have developed an equipment and build-out plan. The purchase of equipment and build-out of the facility is dependent on us receiving financing through the Primary Offering, and therefore we have not yet purchased any equipment. We expect to begin development of the facility within one month of receiving at least $1,000,000 in financing under the Primary Offering, and we expect the facility to be complete about nine months after beginning development.

Following the completion of equipment installation, the Company intends to continue its carbon and composite research and file a patent prior to the end of 2015 relating to introducing carbon nano-particles during the impregnation process. The Company hopes to begin licensing out its processes to the marine industry within three months of completion of the facility, with such licensing resulting in the Company’s initial revenue. The Company has identified several potential clients in the marine industry for its prepreg carbon composite coating technology. Simultaneous with its licensing and marketing efforts following completion of the facility, the Company will devote a portion of its operational efforts to having the facility receive the necessary aerospace accreditation. That process will likely take at least six months. After completing its initial technology licenses in the marine industry, the Company intends to attract new talent to develop its sales force for other industries beyond the marine industry. The post-facility development phase will require about $1,000,000 in funding to permit the Company to obtain necessary accreditation, hire the necessary qualified staff, and develop marketing efforts in the marine, aerospace, entertainment, and art & design industries. The Company may also acquire small competitors during this second phase to accelerate growth.

To finance its operations during 2015 and in 2016, the Company is initially focusing on equity financing. Beyond the current placement of $1,000,000 of common stock being offered in the Primary Offering, the Company is currently planning on completing additional equity financing after completion of the Primary Offering in the amount of $2,250,000. We have not identified any potential investors, and there can be no assurance that we will ever receive any additional equity funding, or even that we will sell any or all of the Primary Offering Shares.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Deferred Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015 AND INCEPTION ON MAY 23, 2014 THROUGH JULY 31, 2014

General and Administrative Expenses

General and administrative expenses for the three and nine months ended July 31, 2015 were $85,022 and $308,247, respectively, compared to $8,279 for the period ended July 31, 2014. Increase in costs were primarily related to personnel costs, public company expenses, travel and marketing expenses to generate business development opportunities.

Net Loss

Net loss for the three and nine months ended July 31, 2015 were $85,022 and $308,247, respectively, compared to $8,279 for the period ended July 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2015, only reflects assets of $510 consisting of cash and cash equivalents, and our cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate or expand operations to date. At July 31, 2015, we had (1) accrued payroll and benefits of $279,419 due to two employees (and the related employer payroll taxes relating to the payroll) for the period from September, 2014 to July, 2015; and (2) a working capital deficit of $290,463.

We expect cash and cash equivalents and expected cash flows from operations to be sufficient to cover operating expenses for the next three months only.

We anticipate that we will continue generating losses and, therefore, will be unable to continue operations in the future if we are unable to acquire additional capital by issuing debt or equity or entering into a strategic arrangement with a third party for funding. We initially plan on completing the Primary Offering and raising $1,000,000 of capital, which would be sufficient for us to operate for the next twelve months. Other potential sources of financing include private equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the State of California. However, there can be no assurance that additional capital will be available to us, either through the Primary Offering, through other equity financing, or through debt financing. We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies, such as hedging, to help manage the risks. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of July 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer (Principal Executive Officer) and President and Chief Financial Officer (Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of July 31, 2015, our Company's disclosure controls and procedures were not effective to provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the nine months ended July 31, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2015).
3.2	By-Laws of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2015).
14.1	Code of Ethics of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2015).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
__________________
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2015

CALIFORNIA CARBON INDUSTRY, INC.

By:	/s/ Michael Okada
Michael Okada
Chief Financial Officer
(Principal Financial Officer)